Form 10-Q
period 2018-06-30
G-MES HOLDINGS INC.
filed 2018-08-20
CIK 1706945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 333-219211

G-MES Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1801198
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

280 Woodlands Industrial Park E5, #09-44, Harvest @ Woodlands Building, Singapore	757322
(Address of principal executive offices)	(Zip Code)

+65-6659-6808

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

The number of shares outstanding of the issuer’s common stock, as of August 17, 2018 was 34,793,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

G-MES HOLDINGS INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2018

3

G-MES HOLDINGS INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$82,252	$22,850
Accounts receivable, net	420,729	487,067
Inventory	9,090	32,654
Prepaid and other current assets	5,695	6,473
Total Current Assets	517,766	549,044

Property and equipment, net	630,749	599,159

TOTAL ASSETS	$1,148,515	$1,148,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$225,770	$267,556
Deferred revenue and customer deposits	1,040	1,447
Due to related party	51,022	41,115
Loans payable - current portion	102,066	109,867
Capital lease obligations - current portion	31,220	20,013
Convertible notes payable	219,200	219,200
Total Current Liabilities	630,318	659,198

Long-term capital lease obligations	122,427	103,230
Long-term loans payable	411,454	434,947

TOTAL LIABILITIES	1,164,199	1,197,375

Stockholders’ Deficit
Preferred stock: 20,000,000 authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 300,000,000 authorized; $0.001 par value
31,520,000 shares issued and outstanding	31,520	31,520
Additional paid in capital	196,145	196,145
Stock subscription receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(4,104)	350
Accumulated deficit	(234,245)	(272,187)
Total Stockholders’ Deficit	(15,684)	(49,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,148,515	$1,148,203

The accompanying notes are an integral part of these financial statements.

G-MES HOLDINGS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Service income	$317,794	$306,626	$522,454	$460,767
Retail sales	23,338	3,943	76,950	30,539
	341,132	310,569	599,404	491,306
Cost of sales	48,350	29,997	48,535	38,604
Gross profit	292,782	280,572	550,869	452,702

Operating Expenses
General and administration	188,657	218,259	389,449	468,408
Professional fees	32,539	10,814	58,210	116,344
Depreciation and amortization	23,691	9,701	42,193	19,081
Total operating expenses	244,887	238,774	489,852	603,833

Net income (loss) from operations	47,895	41,798	61,017	(151,131)

Other income (expense)
Interest expense	(15,825)	(10,799)	(30,309)	(16,932)
Other income	6,495	6,688	7,234	70,194
Total other income (expense)	(9,330)	(4,111)	(23,075)	53,262

Net income (loss) before taxes	38,565	37,687	37,942	(97,869)

Income tax expenses	-	-	-	-

Net income (loss)	$38,565	$37,687	$37,942	$(97,869)

Other comprehensive income (loss)	(7,980)	(795)	(4,454)	13,221

Comprehensive Loss	$30,585	$36,892	$33,488	$(84,648)

Loss per common share
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

G-MES HOLDINGS INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Six months ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$37,942	$(97,869)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	42,193	19,081
Bad debt expenses	4,026	-
Changes in operating assets and liabilities:
Accounts receivable	54,765	(114,901)
Inventory	23,570	12,185
Prepaid expenses and deposits	676	3,429
Accounts payable and accrued liabilities	(42,431)	(53,722)
Accrued interest	4,352	3,861
Deferred revenue	(390)	(627)
Net cash provided by (used in) continued operating activities	124,703	(222,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,434)	(101,454)
Net cash used in investing activities	(39,434)	(101,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	34,081	101,454
Repayments bank loans	(55,781)	(51,468)
Proceeds from related party	10,961	13,233
Proceeds from convertible note payables	-	99,000
Repayments of capital lease obligation	(13,092)	(4,345)
Net cash provided by financing activities	(23,831)	157,874

Effects on changes in foreign exchange rate	(2,036)	10,977

Net increase (decrease) in cash and cash equivalents	59,402	(155,166)
Cash and cash equivalents - beginning of period	22,850	230,640
Cash and cash equivalents - end of period	$82,252	$75,474

Supplemental Cash Flow Disclosures
Cash paid for interest	$18,463	$11,577
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Equipment paid by capital lease	$46,673	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

G-MES HOLDINGS INC.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

G-MES Holdings Inc. (“we”, “our”, and the “Company) was incorporated in Nevada on August 15, 2016. The Company, through its subsidiary, G-MES International Pte. Ltd., mainly engages in construction support and management, with particular specialization in provision of floor safety solutions.

Overview of Corporate Structure

Details of the Company’s subsidiary:

Company name	Place/ date of incorporation	Particulars of issued capital	Principal activities
G-MES International Pte. Ltd.	Republic of Singapore December 18, 2014	100 ordinary shares of SDG1,000 each	Construction support and management, with particular specialization in provision of floor safety solutions

Recent Developments

On or about September 15, 2016, the Company acquired 100% of the outstanding shares of G-MES International Pte. Ltd. (“G-MES International”) in a share exchange pursuant to the terms of a Share Exchange Agreement, dated September 15, 2016 (the “Share Exchange Agreement”), with the shareholders (including Saw Peng Hao, the Company’s current Chairman of the Board and Chief Executive Officer) of G-MES International, pursuant to which the Company issued an aggregate of 30,000,000 shares of common stock of the Company to the shareholders of G-MES International in exchange for all of the outstanding shares of G-MES International (the “Share Exchange”). As a result of the Share Exchange, G-MES International is now the wholly owned subsidiary of the Company, and the Company is engaged in the business of providing floor safety solutions to the public and residential housing sectors in the Republic of Singapore. In addition, as a result of the Share Exchange, the Company’s current Chief Executive Officer received 30,000,000 shares of common stock of the Company, constituting 96% of the issued and outstanding shares of common stock of the Company as of December 31, 2016.

As Saw Peng Hao founded and controlled the Company prior to the Share Exchange, and also was the sole owner of and controlled G-MES International prior to the Share Exchange, the Share Exchange transaction was between entities under common control, and G-MES International is now a wholly owned subsidiary of the Company after completion of the Share Exchange. Accordingly, the Company has reported its results of operations for the periods at issue in a manner similar to a pooling of interests and has consolidated financial results since the initial date that the Company and G-MES International were under common control. Assets and liabilities were combined based on their carrying values, and no recognition of goodwill was made. The Company has presented earnings per share based on parent Company shares issued to the former sole shareholder of the subsidiary, G-MES International.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of G-MES HOLDINGS INC. and its subsidiary. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is U.S. dollar. The functional currency of the Company’s subsidiaries is Singapore dollars. All transactions initiated in Singapore dollars (“SGD”) are translated into U.S. dollars (“USD”) in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30,	December 31,	June 30,
	2018	2017	2017
Spot SGD: USD exchange rate	$0.73	$0.75	$0.72

Average SGD: USD exchange rate	$0.75	$0.72	$0.72

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Accounts Receivable

The Company’s accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As of June 30, 2018, and December 31, 2017, the Company recorded bad debt of $4,049 and $0, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, inventory, prepaid expenses and deposits, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Leases

Leases, on terms for which the Company assumes substantially all the risks and rewards of ownership, are accounted for as capital leases. Upon initial recognition, the leased asset is measured at an amount equal to the lower of its fair value and the present value of the minimum lease payments.

Operating leases are recognized in general and administrative expenses on a straight-line basis.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Inventories

Inventories comprises of mainly chemical solutions that are used for treatment of floorings to achieve slip resistance results. It consists entirely of ready-to-use finished goods directly imported from the principal vendor in United States, are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at June 30, 2018 and December 31, 2017, the Company had inventory of $9,090 and $32,654, respectively, and determined that no reserve was required.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases.

The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Depreciation of plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally as follows:

Computer equipment and software	3 years
Equipment, Furniture and fixtures	5 years
Vehicles	10 years

Investment property is not depreciated since it is a purchased property before the construction is completed. As of the end of the years, the property was still under construction and not available for intended use.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

Service income is derived progressively based on the amount of work rendered. A contract site typically comprises of hundreds to thousands of units that requires the application of the chemical solutions. Revenue from service income is recognized progressively based on the number of units completed.

Sales income is derived from direct sales of bottled chemical solutions only. It could be sold in bulk or in retail packs.

Cost of Sales

Cost of sales are direct costs incurred to earn revenue, which consists of purchase cost of floor safety chemical solutions for treatment to floorings to achieve slip resistance results.

Employee benefit costs

As required by law, the Company makes contributions to the Central Provident Fund (CPF), a defined contribution plan regulated and managed by the Government of Singapore. CPF contributions are recognized as expense in the same year to which the contribution relates.

Employee entitlements to annual leave are recognized when they accrue to the employees. An accrual is made for the estimated liability for annual leave as a result of services rendered by the employees up to the statement of financial position date.

A liability for bonus is recognized where the entity is contractually obliged or where there is constructive obligation based on past practice.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, ”Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2018, and December 31, 2017, convertible notes outstanding, were dilutive instruments and are not included in the calculation of diluted loss per share as their effect would be antidilutive.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $234,245 as of June 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017

Investment property	$414,874	$388,938
Motor vehicles	301,810	283,527
Equipment and tools	10,604	10,656
Computer and equipment	25,510	25,995
	752,798	709,116
Accumulated Depreciation	(122,049)	(109,957)
Property and equipment, net	$630,749	$599,159

During the six months ended June 30, 2018 and 2017, the Company recognized depreciation of $42,193 and $19,081, respectively. Please see Note 7 and Note 8 for the carrying amounts of assets pledged.

The Company leases certain equipment under capital lease agreements that expire at various dates through October 2024 (see Note 8). Assets recorded under capital leases and included in property and equipment are:

	June 30,	December 31,
	2018	2017
Motor vehicles	$177,992	$157,356
Less: Accumulated depreciation	(21,856)	(34,771)
Net capital leases	$156,136	$122,585

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.

The Company has authorized 300,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

As at June 30, 2018 and December 31, 2017, the Company did not have preferred shares issued and outstanding.

Common Share Issuances

During the six months ended March 31 ,2018, there were no share issuance,

As at June 30, 2018 and December 31, 2017, the Company had 31,520,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, the Company borrowed a total amount of $10,961 from the director of the Company. This loan is a non-interest bearing and due on demand. As of June 30, 2018, and December 31, 2017, the Company owed $51,022 and $41,115, respectively.

NOTE 7 – LOANS PAYABLE

The Company had the following loans payable outstanding as of June 30, 2018 and December 31, 2017:

			Effective
	June 30,	December 31,	Interest	Repayment
	2018	2017	rate	Terms
United Overseas Bank - For 24-year Commercial Property Loan	$309,757	$286,689	4.50%	24 years from each drawdown
United Overseas Bank - For 3-year SME Working Capital Loan under Local Enterprise Financing Scheme	17,399	23,853	7.50%	36 monthly instalments from November 2016 to October 2019
United Overseas Bank - For 3-year BizMoney Loan	18,060	24,351	11.38%	36 monthly instalments from November 2016 to October 2019
United Overseas Bank - 5 years Commercial Vehicle Loan GBE8115A	24,984	30,092	2.99%	60 monthly instalments from April 2016 to March 2021
United Overseas Bank - 5 years Commercial Vehicle Loan GBE7867U	34,548	40,751	2.99%	60 monthly instalments from April 2016 to March 2021
DBS Bank - 3 years SME Working Capital Loan	37,471	49,514	6.75%	36 monthly instalments from November 2016 to October 2019
Citi Bank 4 years loan	70,705	85,316	8.00%	48 monthly instalments from October 2016 to September 2020
OCBC Bank 2 years loan	596	4,248	2.98%	24 monthly instalments from August 2016 to July 2018
	513,520	544,814
Less: current portion	102,066	109,867
Long-term loans payable	$411,454	$434,947

As of June 30, 2018, investment property of carrying amount of $409,112 and three motor vehicles of carrying amount of $56,000 were pledged as security and personal guarantee by the director was provided for the loans.

As of December 31, 2017, investment property of carrying amount of $388,938 and three motor vehicles of carrying amount of $72,801 were pledged as security and personal guarantee by the director was pledged as security for the loans.

During the six months ended June 30, 2018 and 2017, interest expense was $14,500 and $11,342, respectively.

NOTE 8 – CAPITAL LEASES

The Company leases commercial vehicles under non-cancellable capital lease arrangements. The term of those capital leases is 2 - 7 years and annual interest rate is 2.98 – 4.88%. At June 30, 2018 and December 31, 2017, capital lease obligations included in current liabilities were $31,220 and $20,013, respectively, and capital lease obligations included in long-term liabilities were $122,427 and $103,230, respectively

At June 30, 2018, future minimum lease payments under the capital lease obligations, are as follows:

2018	$20,006
2019	40,013
2020	36,488
2021	31,616
2022	21,401
Thereafter	31,444
Total	180,968
Amount representing interest payments	27,321
Present value of future minimum payments	153,647
Less: current portion	31,220
Capital leases classified as non-current liabilities	$122,427

As of June 30, 2018, four motor vehicles of carrying amount of $156,136 were pledged as security for the loans.

As of December 31, 2017, five motor vehicles of carrying amount of $122,585 were pledged as security for the loans.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Dated - September 2016	$51,450	$51,450
Dated - October 2016	38,750	38,750
Dated - November 2016	30,000	30,000
Dated - January, 2017	15,000	15,000
Dated - February, 2017	64,000	64,000
Dated - March, 2017	20,000	20,000
	219,200	219,200
Less: current portion of convertible notes payable	219,200	219,200
Long-term convertible notes payable	$-	$-

During the year ended December 31, 2016, the Company issued a total of $120,200 notes with the following terms:

•	Terms 12 months.

•	An annual interest rate of 4%.

•

Mandatory conversion of principal and accrued interest upon the effectiveness of a Company registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). The note holder is not permitted to convert prior to the SEC declaring a registration statement effective.

•	Conversion prices are fixed at $0.15 or $0.175 per share.

During the year ended December 31, 2017, the Company issued a total of $99,000 notes with the following terms:

•	Terms ranging from 6 months to 12 months.

•	An annual interest rate of 4%.

•

Mandatory conversion of principal and accrued interest upon the effectiveness of a Company registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). The note holder is not permitted to convert prior to the SEC declaring a registration statement effective.

•	Conversion prices are fixed at $0.01 or $0.175 per share.

During the six months ended June 30, 2018 and 2017, interest expense was $4,352 and $3,861, respectively. As of June 30, 2018, and December 31, 2017, accrued interest was $13,733 and $9,381, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position, cash flows or results of operations. The Company believes that the following matters will have no material effect on the Company’s financial position, cash flows and results of operations:

Rent

The Company leases the premise situated at 280 Woodlands Industrial Park E5 #09-44 Singapore 757322, for a fixed term of 24 months, with monthly lease rates of SGD$2,088 (approximately $1,480). Lease expenses for the six months ended June 30, 2018 and 2017 were $8,828 and $8,410, respectively.

Legal proceeding

On or about November 1, 2017, the Company’s subsidiary, G-MES International Pte Ltd, was served with a statutory demand (the “Demand”) by a purported creditor, Koh Siew Min (the “Alleged Creditor”), alleging that it was owed approximately US$15,000. The Company denied the Demand. The Company subsequently took out an injunction (HC/OS 185/2018) with the High Court of the Republic of Singapore. The case was heard by High Court Judge, Justice Quentin Loh on July 16, 2018, an injunction was granted and it was held that the demand was an abuse of process.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company issued 3,273,000 shares of common stock for conversion of debt and accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical or current facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, proposed new products and services, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products and services, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, and except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, prospective investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in, or implied by, the forward-looking statements due to a variety of factors, including, but not limited to:

•	our financial performance, including our history of operating losses;

•	our ability to obtain additional funding to continue our operations;

•	our ability to enter into agreements with potential customers, vendors and purchasers;

•	changes in the regulatory environments of countries in which we intend to operate;

•	our ability to attract and retain key management and other personnel;

•	competition from new market entrants and new technologies;

•	our ability to identify and pursue development of appropriate products; and

•

risks, uncertainties and assumptions described under “Risk Factors” in the Company’s Prospectus on Form 424(b)(3) dated July 19, 2018 and in any subsequent filings we make with the Securities and Exchange Commission (the “SEC”) and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report.

Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events or otherwise, except as required by law. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. We qualify all of our forward-looking statements by these cautionary statements.

Overview

G-MES Holdings Inc., incorporated under the laws of the State of Nevada on August 15, 2016, is focused on providing home safety and floor safety products and services in Southeast Asia through its wholly owned Singapore subsidiary, G-MES International PTE Ltd (“G-MES International”). G-MES International is the exclusive Singapore distributor for the SlipDoctor™ range of products manufactured by SoftTec Products, LP (the “Supplier”) based in Carrollton, Texas, pursuant to an exclusive master distributor agreement with the Supplier permitting G-MES International to market, sell and distribute the Supplier’s products in Singapore until June of 2019, and obtain exclusivity to China, Hong Kong, Japan, Korea and the Southeast Asia region. The SlipDoctor™ range of products has been branded by the Company in Singapore as the “SlipMedic” range of products.

These products cover a wide range of slip resistance products that improve floor safety, and these products provide slip resistance that surpasses guidelines recommended by the ADA/OSHA for floor safety. The products include floor treatment formulas catering to different flooring materials and application requirements including home and residential, industrial, swimming pool, and marine applications.

Our Singapore subsidiary, G-MES International, was acquired by the Company in September of 2016 shortly after the Company’s incorporation. Our CEO, Mr. Saw Peng Hao, founded and controlled the Company prior to the acquisition of G-MES International, and he also was the sole owner of and controlled G-MES International prior to our acquisition of it. Since the acquisition transaction was between entities under common control, and G-MES International is now a wholly owned subsidiary of the Company after completion of the acquisition, the Company has reported its results of operations herein in a manner similar to a pooling of interests and has consolidated financial results since the initial date that the Company and G-MES International were under common control beginning in August 15, 2016. Our results of operations prior to the Company’s incorporation in August of 2016 include the results of operations of our Singapore subsidiary prior to that date.

Plan of Operation

G-MES International is currently one of the largest floor safety solution providers in Singapore in terms of market share, and our plan is to acquire manufacturing rights to the Supplier’s products and expand the distribution of the products to the regional market, including other countries in Southeast Asia, Hong Kong, mainland China, and Japan. There is no assurance that we will be able to acquire those manufacturing rights, or that if we do so, that we will be able to expand distribution of the products outside of Singapore.

During the next 12 months, the Company intends to develop trade distribution channels with key retailers and strategic distribution partners outside of Singapore in order to grow into geographic markets outside of Singapore and increase the Company’s customer base. The Company plans to hire sales and field personnel to distribute the Company’s products outside of Singapore, specifically in more-developed regions like Hong Kong, commercial centers in mainland China and large cities in other Southeast Asian countries. The Company intends to initially focus its expansion efforts on the Hong Kong market as population demographics in Hong Kong are similar to those in Singapore. The Company also intends to conduct a marketing campaign internationally and explore expansion into the Americas, namely wetter geographic areas and commercial centers in Central and South America with markets for the Company’s anti-slip products and services. Finally, the Company plans to invest in product development, plant manufacturing, marketing, branding, and sales activities along with other operational support activities. Additional capital resources will be necessary to pursue these activities.

Results of Operations

Three months ended June 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended June 30, 2018 and 2017, which are included herein.

Our operating results for the three months ended June 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	June 30,		Change
	2018	2017	Amount	Percentage
Revenue	$341,132	$310,569	$30,563	10%
Cost of revenue	$48,350	$29,997	$18,353	61%
Gross profit	$292,782	$280,572	$12,210	4%
Gross profit percentage	86%	90%	N/A	N/A
Operating income	$47,895	$41,798	$6,097	15%
Other income (expense)	$(9,330)	$(4,111)	$(5,219)	127%
Net income	$38,565	$37,687	$878	2%

Revenue

The following table presents revenues for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Change
	2018	2017	Amount	Percentage
Service income	$317,794	$306,626	$11,168	4%
Retail sales	$23,338	$3,943	$19,395	492%

For the three months ended June 30, 2018, our total revenues increased $30,563 or 10% due to the continued marketing and advertising efforts. We recognized revenues from both government and private sector projects, where customers use our services of performing anti-slip chemical treatments on floorings and tiles and purchase those treatment products directly.

Service income increased $11,168 or 4% in 2018 from $306,626 in 2017. The increase in service income was primarily due to an increase in government tenders awarded. Retail sales increased $19,395 or 492% in 2018 from $3,943 in 2017. The increase in retail sales is primarily due to introduction of social media marketing.

Gross Profit

Gross profit increased $12,210 or 4% in 2018 from $280,572 in 2017. The reason for the change in gross profit was primarily due to an increase in revenue. Cost of revenue consists of chemical solution costs and retail pack product packaging costs.

Cost of revenue increased by 61% during 2018 compared to 2017. The change was primarily due to increase in packaging costs.

Operating Income (Loss)

Operating income increased $6,097 or 15% during 2018 as compared to 2017. The following table presents operating expenses for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Change
	2018	2017	Amount	Percentage
General and administration	$188,657	$218,259	$(29,602)	(14)%
Professional fees	32,539	10,814	21,725	201%
Depreciation	23,691	9,701	13,990	144%
Total operating expense	$244,887	$238,774	$6,113	3%

Other Income (Expense)

The following table presents other income and expenses for the three months ended June 30, 2018 and 2017:

	Three months ended
	June 30,		Change
	2018	2017	Amount	Percentage
Interest expense	$(15,825)	$(10,799)	$(5,026)	(47)%
Other income	6,495	6,688	193	3%
Total other income (expense)	$(9,330)	$(4,111)	$5,219	(127)%

Interest expense increased during 2018, as compared to 2017, due to increases in bank loans and capital leases during the three months ended 2018 as compared to 2017.

Other income consists mainly of employment credits provided by Ministry of Manpower, rebates provided by vendors and interest income.

Net income

Net income increased by $878, or 2%, during 2018, from $37,687 in 2017.

Six months ended June 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the six months ended June 30, 2018 and 2017, which are included herein.

Our operating results for the six months ended June 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Six months ended
	June 30,		Change
	2018	2017	Amount	Percentage
Revenue	$599,404	$491,306	$108,098	22%
Cost of revenue	$48,535	$38,604	$9,931	26%
Gross profit	$550,869	$452,702	$98,167	22%
Gross profit percentage	92%	92%	N/A	N/A
Operating income (loss)	$61,017	$(151,131)	$212,148	140%
Other income (expense)	$(23,075)	$53,262	$(76,337)	(143)%
Net income (loss)	$37,942	$(97,869)	$135,811	139%

Revenue

The following table presents revenues for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Change
	2018	2017	Amount	Percentage
Service income	$522,454	$460,767	$61,687	13%
Retail sales	$76,950	$30,539	$46,411	152%

For the six months ended June 30, 2018, our total revenues increased $108,098 or 22% due to the continued marketing and advertising efforts. We recognized revenues from both government and private sector projects, where customers use our services of performing anti-slip chemical treatments on floorings and tiles and purchase those treatment products directly.

Service income increased $61,687 or 13% in 2018 from $460,767 in 2017. The increase in service income was primarily due to an increase in government tenders awarded. Retail sales increased $46,411 or 152% in 2018 from $30,539 in 2017. The increase in retail sales is primarily due to introduction of social media marketing.

Gross Profit

Gross profit increased $98,167 or 22% in 2018 from $452,702 in 2017. The reason for the change in gross profit was primarily due to an increase in revenue. Cost of revenue consists of chemical solution costs and retail pack product packaging costs.

Cost of revenue increased by 9,931% during 2018 compared to 2017. The change was primarily due to increase in packaging costs.

Operating Income (Loss)

Operating income increased $212,148 or 140% during 2018 as compared to 2017. The following table presents operating expenses for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Change
	2018	2017	Amount	Percentage
General and administration	$389,449	$468,408	$(78,959)	(17)%
Professional fees	58,210	116,344	(58,134)	(50)%
Depreciation	42,193	19,081	23,112	121%
Total operating expense	$489,852	$603,833	$(113,981)	(19)%

Other Income (Expense)

The following table presents other income and expenses for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30,		Change
	2018	2017	Amount	Percentage
Interest expense	$(30,309)	$(16,932)	$(13,377)	79%
Other income	7,234	70,194	(62,960)	(90)%
Total other income (expense)	$(23,075)	$53,262	$(76,337)	(143)%

Interest expense increased during 2018, as compared to 2017, due to increases in bank loans and capital leases during the six months ended 2018 as compared to 2017.

Other income consists mainly of employment credits provided by Ministry of Manpower, rebates provided by vendors and interest income.

Net income

Net income increased by $135,811 or 139%, during 2018, from a loss of $97,869 in 2017.

Liquidity and Capital Resources

Working Capital

The following table presents our work capital position as at June 30, 2018 and December 31, 2017:

	June 30,	December 31,	Change
	2018	2017	Amount	Percentage
Cash and cash equivalents	$82,252	$22,850	$59,402	260%

Current assets	$517,766	$549,044	$(31,278)	(6)%
Current liabilities	630,318	659,198	(28,880)	(4)%
Working capital deficiency	$(112,552)	$(110,154)	$(2,398)	(2)%

The change in working capital during the six months ended June 30, 2018, was primarily due to a decrease in current assets of $31,278 offset by a decrease in liabilities of $28,880. Current assets decreased primarily due to a increase in accounts receivable of $66,338 offset by an increase in cash of $59,402. Current liabilities decreased primarily due to a decrease in accounts payable of $41,786 offset by an increase in due to related party of $9,907. The decrease in accounts payable is due to the decrease in operating expenses.

As of June 30, 2018, we had a working capital deficit of $112,552 consisting of cash on hand of $82,252, as compared to a working capital deficit of $110,154 and cash of $22,850 as of December 31, 2017. This was due to an increase in manpower costs. Our Day Sales Outstanding (“DSO”) ratio for the period ended June 30, 2018, and for the year ended December 31, 2017, were 137 days and 150 days, respectively.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of common stock.

The following tables presents our cash flow for the six months ended June 30, 2018 and 2017:

	Six months ended		Change
	June 30,		2018 Versus
	2018	2017	2017
Cash Flows Provided from (Used in) Operating Activities	$124,703	$(222,563)	$347,266
Cash Flows Used in Investing Activities	(39,434)	(101,454)	62,020
Cash Flows Provided by (Used in) Financing Activities	(23,831)	157,874	(181,705)
Effects on changes in foreign exchange rate	(2,036)	10,977	(13,013)
Net change in Cash During Period	$59,402	$(155,166)	$214,568

Cash Flows from Operating Activities

For the six months ended June 30, 2018, net cash flows provided by operating activities consisted of a net income of $37,942, reduced by depreciation of $42,193 and bad debt expenses of $4,026 and increased by a net change in operating assets and liabilities of $40,542. For the six months ended June 30, 2017, net cash flows used in operating activities consisted of a net loss of $97,869, reduced by depreciation of $19,081, and increased by a net decrease in change of operating assets and liabilities of $149,775.

Cash Flows from Investing Activities

For the six months ended June 30, 2018 and 2017, we used $39,434 and $101,454, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2018 and 2017, cash provided by financing activities was $23,831 and $157,874, respectively. For the six months ended June 30, 2018, we received $34,081 from bank loans, $10,961 from proceeds from related party, and used $55,781 for repayments of bank loans and $13,092 for repayments of capital lease obligations. For the six months ended June 30, 2017, we received $99,000 from the issuance of convertible notes, and used $51,468 for net repayments in loans and $4,345 for repayment of capital lease obligations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included in this Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s management has reviewed these critical accounting policies and related disclosures.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company derives its revenues from the rendering of business advisory services, such as training, implementation, consulting, and other customer-specific services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;

·	identify the performance obligations in the contract;

·	determine the transaction price;

·	allocate the transaction price to performance obligations in the contract; and

·	recognize revenue as the performance obligation is satisfied.

Service income is derived progressively based on the amount of work rendered. A contract site typically comprises of hundreds to thousands of units that requires the application of the chemical solutions. Revenue from service income is recognized progressively based on the number of units completed.

Sales income is derived from direct sales of bottled chemical solutions only. It could be sold in bulk or in retail packs.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about November 1, 2017, the Company’s subsidiary, G-MES International Pte Ltd, was served with a statutory demand (the “Demand”) by a purported creditor, Koh Siew Min (the “Alleged Creditor”), alleging that it was owed approximately US$15,000. The Company denied the Demand. The Company subsequently took out an injunction (HC/OS 185/2018) with the High Court of the Republic of Singapore. The case was heard by High Court Judge, Justice Quentin Loh on July 16, 2018, an injunction was granted and it was held that the demand was an abuse of process.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	07/10/2017
3.2	Articles of Incorporation of G-MES International	S-1	3.2	07/10/2017
3.3	By-Laws	S-1	3.3	07/10/2017
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-Mes Holdings Inc.

Dated: August 20, 2018	By:	/s/ Samuel Saw Peng Hao
Samuel Saw Peng Hao
Chief Executive Officer and Chief financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

