Form 10-Q
period 2018-09-30
G-MES HOLDINGS INC.
filed 2018-11-16
CIK 1706945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to___________

Commission File Number 333-219211

G-MES Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1801198
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

280 Woodlands Industrial Park E5, #09-44 Harvest @ Woodlands Building, Singapore	757322
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

34,793,000 common shares issued and outstanding as of November 14, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

G-MES HOLDINGS INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2018

3

G-MES HOLDINGS INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$145,046	$22,850
Accounts receivable, net	479,499	487,067
Inventory	17,935	32,654
Prepaid and other current assets	5,676	6,473
Total Current Assets	648,156	549,044

Property and equipment, net	614,251	599,159

TOTAL ASSETS	$1,262,407	$1,148,203

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$147,700	$267,556
Deferred revenue and customer deposits	563	1,447
Due to related party	32,827	41,115
Loans payable - current portion	102,441	109,867
Capital lease obligations - current portion	31,111	20,013
Convertible notes payable	-	219,200
Total Current Liabilities	314,642	659,198

Capital lease obligations – non-current portion	114,222	103,230
Loans payable – non-current portion	383,269	434,947

Total non-current liabilities	497,491	538,177

TOTAL LIABILITIES	812,133	1,197,375

Stockholders' Equity (Deficit)
Preferred stock: 20,000,000 authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 300,000,000 authorized; $0.001 par value
35,618,000 and 31,520,000 shares issued and outstanding, respectively	35,618	31,520
Additional paid in capital	631,658	196,145
Stock subscription receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(5,903)	350
Accumulated deficit	(206,099)	(272,187)
Total Stockholders' Equity (Deficit)	450,274	(49,172)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,262,407	$1,148,203

The accompanying notes are an integral part of these financial statements.

G-MES HOLDINGS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$294,378	$324,377	$816,832	$781,255
Retail sales	16,177	19,100	93,127	49,381
	310,555	343,477	909,959	830,636
Cost of sales	(5,509)	23,321	43,026	61,599
Gross profit	316,064	320,156	866,933	769,037

Operating Expenses
General and administration	243,393	233,594	632,842	676,176
Professional fees	11,201	43,507	69,411	158,869
Depreciation and amortization	20,991	11,155	63,184	30,075
Total operating expenses	275,585	288,256	765,437	865,120

Net income (loss) from operations	40,479	31,900	101,496	(96,083)

Other income (expense)
Interest expense	(13,488)	(10,406)	(43,797)	(27,228)
Other income	1,155	859	8,389	70,461
Total other income (expense)	(12,333)	(9,547)	(35,408)	43,233

Net income (loss) before taxes	28,146	22,353	66,088	(52,850)

Income tax expenses	-	19,680	-	41,603

Net income (loss)	$28,146	$2,673	$66,088	$(94,453)

Other comprehensive income (loss)	(1,799)	6,493	(6,253)	17,788

Comprehensive income (loss)	$26,347	$9,166	$59,835	$(76,665)

Income (loss) per common share
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	34,523,261	31,520,000	32,528,394	31,481,898
Diluted	34,523,261	34,880,235	32,528,394	31,481,898

The accompanying notes are an integral part of these unaudited consolidated financial statements.

G-MES HOLDINGS INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$66,088	$(94,453)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	63,184	30,075
Stock-based compensation	-	6,000
Bad debt expenses	3,992	-
Changes in operating assets and liabilities:
Accounts receivable	(7,246)	(169,399)
Inventory	14,303	2,061
Prepaid expenses and deposits	670	2,558
Accounts payable and accrued liabilities	(107,065)	(33,270)
Accrued interest	4,780	6,071
Deferred revenue	(871)	(838)
Net cash provided by (used in) continued operating activities	37,835	(251,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(45,838)	(116,856)
Net cash used in investing activities	(45,838)	(116,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	206,250	-
Proceeds from bank loans	33,797	109,836
Repayments bank loans	(81,904)	(77,121)
Proceeds from related party	10,870	40,119
Repayment to related party	(18,411)	-
Proceeds from convertible note payables	-	99,000
Repayments of capital lease obligation	(20,931)	(10,256)
Net cash provided by financing activities	129,671	161,578

Effects on changes in foreign exchange rate	528	11,925

Net increase (decrease) in cash and cash equivalents	122,196	(194,548)
Cash and cash equivalents - beginning of period	22,850	230,640
Cash and cash equivalents - end of period	$145,046	$36,092

Supplemental Cash Flow Disclosures
Cash paid for interest	$27,955	$16,564

Non-Cash Investing and Financing Activity:
Equipment paid by capital lease	$46,284	$24,912
Common stock issued for conversion of debt	$233,361	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

G-MES HOLDINGS INC.

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

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

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is U.S. dollar. The functional currency of the Company’s subsidiaries is Singapore dollars. All transactions initiated in Singapore dollars (“SGD”) are translated into U.S. dollars (“USD”) in accordance with ASC 830-30, ”Translation of Financial Statements,” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30,	December 31,	September 30,
	2018	2017	2017
Spot SGD: USD exchange rate	$0.73	$0.75	$0.74
Average SGD: USD exchange rate	$0.75	$0.72	$0.72

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Accounts Receivable

The Company’s accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As of September 30, 2018, and December 31, 2017, the Company recorded bad debt of $3,992 and $0, respectively.

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

Inventories

Inventories comprises of mainly chemical solutions that are used for treatment of floorings to achieve slip resistance results. It consists entirely of ready-to-use finished goods directly imported from the principal vendor in United States, are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at September 30, 2018 and December 31, 2017, the Company had inventory of $17,935 and $32,654, respectively, and determined that no reserve was required.

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As at September 30, 2018, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $206,099 as of September 30, 2018. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017

Investment property	$413,425	$388,938
Motor vehicles	300,757	283,527
Equipment and tools	10,567	10,656
Computer and equipment	32,009	25,995
	756,758	709,116
Accumulated Depreciation	(142,507)	(109,957)
Property and equipment, net	$614,251	$599,159

During the nine months ended September 30, 2018 and 2017, the Company recognized depreciation of $63,184 and $30,075, respectively. Please see Note 7 and Note 8 for the carrying amounts of assets pledged.

The Company leases certain equipment under capital lease agreements that expire at various dates through October 2024 (see Note 8). Assets recorded under capital leases and included in property and equipment are:

	September 30,	December 31,
	2018	2017
Motor vehicles	$177,371	$157,356
Less: Accumulated depreciation	(31,398)	(34,771)
Net capital leases	$145,973	$122,585

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.

The Company has authorized 300,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

As at September 30, 2018 and December 31, 2017, the Company did not have preferred shares issued and outstanding.

Common Share Issuances

During the nine months ended June 30 ,2018, the Company issued as follows:

•         3,273,000 shares of common stock for conversion of debt and accrued interest of $233,361.

•         825,000 shares of common stock for $206,250.

As at September 30, 2018 and December 31, 2017, the Company had 35,618,000 and 31,520,000 shares of common stock issued and outstanding, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, the Company borrowed a total amount of $10,870 from the director of the Company and repaid $18,411. This loan is a non-interest bearing and due on demand. As of September 30, 2018, and December 31, 2017, the Company owed $32,827 and $41,115, respectively.

NOTE 7 – LOANS PAYABLE

The Company had the following loans payable outstanding as of September 30, 2018 and December 31, 2017:

			Effective
	September 30,	December 31,	Interest	Repayment
	2018	2017	rate	Terms
United Overseas Bank - For 24-year Commercial Property Loan	$306,341	$286,689	4.50%	24 years from each drawdown
United Overseas Bank - For 3-year SME Working Capital Loan under Local Enterprise Financing Scheme	14,344	23,853	7.50%	36 monthly instalments from November 2016 to October 2019
United Overseas Bank - For 3-year BizMoney Loan	15,089	24,351	11.38%	36 monthly instalments from November 2016 to October 2019
United Overseas Bank - 5 years Commercial Vehicle Loan GBE8115A	22,632	30,092	2.99%	60 monthly instalments from April 2016 to March 2021
United Overseas Bank - 5 years Commercial Vehicle Loan GBE7867U	31,715	40,751	2.99%	60 monthly instalments from April 2016 to March 2021
DBS Bank - 3 years SME Working Capital Loan	31,800	49,514	6.75%	36 monthly instalments from November 2016 to October 2019
Citi Bank 4 years loan	63,789	85,316	8.00%	48 monthly instalments from October 2016 to September 2020
OCBC Bank 2 years loan	-	4,248	2.98%	24 monthly instalments from August 2016 to July 2018
	485,710	544,814
Less: current portion	102,441	109,867
Long-term loans payable	$383,269	$434,947

As of September 30, 2018, investment property of carrying amount of $403,377 and three motor vehicles of carrying amount of $50,534 were pledged as security and personal guarantee by the director was provided for the loans.

As of December 31, 2017, investment property of carrying amount of $388,938 and three motor vehicles of carrying amount of $72,801 were pledged as security and personal guarantee by the director was pledged as security for the loans.

During the nine months ended September 30, 2018 and 2017, interest expense was $21,786 and $14,052, respectively.

NOTE 8 – CAPITAL LEASES

The Company leases commercial vehicles under non-cancellable capital lease arrangements. The term of those capital leases is 2 - 7 years and annual interest rate is 2.98 – 4.88%. At September 30, 2018 and December 31, 2017, capital lease obligations included in current liabilities were $31,111 and $20,013, respectively, and capital lease obligations included in long-term liabilities were $114,222 and $103,230, respectively.

At September 30, 2018, future minimum lease payments under the capital lease obligations, are as follows:

As at December 31,
2018	$9,968
2019	39,873
2020	36,360
2021	31,505
2022	21,326
Thereafter	31,335
Total	170,367
Amount representing interest payments	25,034
Present value of future minimum payments	145,333
Less: current portion	31,111
Capital leases classified as non-current liabilities	$114,222

As of September 30, 2018, four motor vehicles of carrying amount of $145,972 were pledged as security for the loans.

As of December 31, 2017, five motor vehicles of carrying amount of $122,585 were pledged as security for the loans.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable outstanding as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Dated - September 2016	$-	$51,450
Dated - October 2016	-	38,750
Dated - November 2016	-	30,000
Dated - January, 2017	-	15,000
Dated - February, 2017	-	64,000
Dated - March, 2017	-	20,000
	-	219,200
Less: current portion of convertible notes payable	-	219,200
Long-term convertible notes payable	$-	$-

During the year ended December 31, 2016, the Company issued a total of $120,200 notes with the following terms:

·	Terms 12 months.

·	An annual interest rate of 4%.

·

Mandatory conversion of principal and accrued interest upon the effectiveness of a Company registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). The note holder is not permitted to convert prior to the SEC declaring a registration statement effective.

·	Conversion prices are fixed at $0.15 or $0.175 per share.

During the year ended December 31, 2017, the Company issued a total of $99,000 notes with the following terms:

·	Terms ranging from 6 months to 12 months.

·	An annual interest rate of 4%.

·

Mandatory conversion of principal and accrued interest upon the effectiveness of a Company registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). The note holder is not permitted to convert prior to the SEC declaring a registration statement effective.

·	Conversion prices are fixed at $0.01 or $0.175 per share.

During the nine months ended September 30, 2018 and 2017, interest expense was $43,797 and $27,228, respectively. As of September 30, 2018, and December 31, 2017, accrued interest was $0 and $9,381, respectively.

During the nine months ended September 30, 2018, the Company converted notes with principal amounts and accrued interest of $233,361 into 3,273,000 shares of common stock.

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

Rent

The Company leases the premise situated at 280 Woodlands Industrial Park E5 #09-44 Singapore 757322, for a fixed term of 24 months, with monthly lease rates of SGD$2,088 (approximately $1,480). Lease expenses for the nine months ended September 30, 2018 and 2017 were $11,673 and $16,305, respectively.

Legal proceeding

On or about November 1, 2017, the Company’s subsidiary, G-MES International Pte Ltd, was served with a statutory demand (the “Demand”) by a purported creditor, Koh Siew Min (the “Alleged Creditor”), alleging that it was owed approximately US$15,000. The Company denied the Demand. The Company subsequently took out an injunction (HC/OS 185/2018) with the High Court of the Republic of Singapore. The case was heard by High Court Judge, Justice Quentin Loh on July 16, 2018, an injunction was granted, and it was held that the demand was an abuse of process.

NOTE 11 – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$28,146	$2,673	$66,088	$(94,453)
Earnings allocated to common stock equivalents	-	2,210	-	-
Income available to common stockholders	$28,146	$4,883	$66,088	$(94,453)

Denominator:
Weighted-average shares of common stock	34,523,261	31,520,000	32,528,394	31,481,898
Dilutive effect of convertible instruments	-	3,360,235	-	-
Diluted weighted-average of common stock	34,523,261	34,880,235	32,528,394	31,481,898

Net income per common share from:
Basic:	$0.00	$0.00	$0.00	$(0.00)
Diluted:	$0.00	$0.00	$0.00	$(0.00)

Diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method and the if-converted method.

During the nine months ended September 30, 2018, all convertible notes were converted into common stock. As of September 30, 2018, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all events subsequent to the balance sheet date through the date the consolidated financial statements were available to be issued, and determined there were no events or transactions that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

The address of our principal executive office is 280 Woodlands Industrial Park E5, #09-44, Harvest @ Woodlands Building, Singapore 757322. Our telephone number is +65-6659-6808. Our website is www.gmesholdings.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

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

Results of Operations

Three months ended September 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended September 30, 2018 and 2017, which are included herein.

Our operating results for the three months ended September 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three months ended
	September 30,		Change
	2018	2017	Amount	Percentage
Revenue	$310,555	$343,477	$(32,922)	(10%)
Cost of revenue	$(5,509)	$23,321	$(28,830)	(124%)
Gross profit	$316,064	$320,156	$(4,092)	(1%)
Gross profit percentage	102%	93%	N/A	N/A
Operating income	$40,479	$31,900	$8,579	27%
Other income (expense)	$(12,333)	$(9,547)	$(2,786)	29%
Net income	$28,146	$2,673	$25,473	(953%)

Revenue

The following table presents revenues for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,		Change
	2018	2017	Amount	Percentage
Service income	$294,378	$324,377	$(29,999)	(9%)
Retail sales	$16,177	$19,100	$(2,923)	(15%)

For the three months ended September 30, 2018, our total revenues decreased $32,922 or 10% due to reallocation of leads-generating marketing resources. We recognized revenues from both government and private sector projects, where customers use our services of performing anti-slip chemical treatments on floorings and tiles and purchase those treatment products directly.

Service income decreased $29,999 or 9% in 2018 from $324,377 in 2017. The decrease in service income was primarily due to reallocation of leads-generating marketing resources. Retail sales decreased $2,923 or 15% in 2018 from $19,100 in 2017. The decrease in retail sales is primarily due to reallocation of leads-generating marketing resources.

Gross Profit

Gross profit decreased $4,092 or 1% in 2018 from $320,156 in 2017. The reason for the change in gross profit was primarily due to a decrease in revenue. Cost of revenue consists of chemical solution costs and retail pack product packaging costs.

Cost of revenue decreased by 124% during 2018 compared to 2017. The change was primarily due to improvement in wastage control on the inventories.

Operating Income (Loss)

Operating income increased $8,579 or 27% during 2018 as compared to 2017. The following table presents operating expenses for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,		Change
	2018	2017	Amount	Percentage
General and administration	$243,393	$233,594	$9,799	4%
Professional fees	11,201	43,507	(32,306)	(74%)
Depreciation	20,991	11,155	9,836	88%
Total operating expense	$275,585	$288,256	$(12,671)	(4%)

Other Income (Expense)

The following table presents other income and expenses for the three months ended September 30, 2018 and 2017:

	Three months ended
	September 30,		Change
	2018	2017	Amount	Percentage
Interest expense	$(13,488)	$(10,406)	$(3,082)	(30%)
Other income	1,155	859	(296)	(34%)
Total other income (expense)	$(12,333)	$(9,547)	$2,786	(29%)

Interest expense increased during 2018, as compared to 2017, due to increases in bank loans and capital leases during the three months ended September 30, 2018 as compared to 2017.

Other income consists mainly of employment credits provided by the Ministry of Manpower, rebates provided by vendors and interest income.

Net income

Net income increased by $25,473, during 2018, from $2,673 in 2017.

Nine months ended September 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine months ended September 30, 2018 and 2017, which are included herein.

Our operating results for the nine months ended September 30, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Nine months ended
	September 30,		Change
	2018	2017	Amount	Percentage
Revenue	$909,959	$830,636	$79,323	10%
Cost of revenue	$43,026	$61,599	$(18,573)	(30%)
Gross profit	$866,933	$769,037	$97,896	13%
Gross profit percentage	95%	93%	N/A	N/A
Operating income (loss)	$101,496	$(96,083)	$197,579	206%
Other income (expense)	$(35,408)	$43,233	$(78,641)	182%
Net income (loss)	$66,088	$(94,453)	$160,541	170%

Revenue

The following table presents revenues for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,		Change
	2018	2017	Amount	Percentage
Service income	$816,832	$781,255	$35,577	5%
Retail sales	$93,127	$49,381	$43,746	89%

For the nine months ended September 30, 2018, our total revenues increased $79,323 or 10% due to the continued marketing and advertising efforts. We recognized revenues from both government and private sector projects, where customers use our services of performing anti-slip chemical treatments on floorings and tiles and purchase those treatment products directly.

Service income increased $35,577 or 5% in 2018 from $781,255 in 2017. The increase in service income was primarily due to an increase in government tenders awarded. Retail sales increased $43,746 or 89% in 2018 from $93,127 in 2017. The increase in retail sales is primarily due to an introduction of social media marketing.

Gross Profit

Gross profit increased $97,896 or 13% in 2018 from $769,037 in 2017. The reason for the change in gross profit was primarily due to an increase in revenue. Cost of revenue consists of chemical solution costs and retail pack product packaging costs.

Cost of revenue decreased by $18,573 or 30% during 2018 compared to 2017. The change was primarily due to improvement in wastage control on the inventories.

Operating Income (Loss)

Operating income increased $197,579 or 206% during 2018 as compared to 2017. The following table presents operating expenses for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,		Change
	2018	2017	Amount	Percentage
General and administration	$632,842	$676,176	$(43,334)	(6%)
Professional fees	69,411	158,869	(89,458)	(56%)
Depreciation	63,184	30,075	33,109	110%
Total operating expense	$765,437	$865,120	$(99,683)	(12%)

Other Income (Expense)

The following table presents other income and expenses for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30,		Change
	2018	2017	Amount	Percentage
Interest expense	$(43,797)	$(27,228)	$(16,569)	61%
Other income	8,389	70,461	62,072	88%
Total other income (expense)	$(35,408)	$43,233	$78,641	(182%)

Interest expense increased during 2018, as compared to 2017, due to increases in bank loans and capital leases during the nine months ended 2018 as compared to 2017.

Other income consists mainly of employment credits provided by the Ministry of Manpower, rebates provided by vendors and interest income.

Net income (loss)

Net income increased by $160,541 during 2018, from a loss of $94,453 in 2017.

Liquidity and Capital Resources

Working Capital

The following table presents our work capital position as at September 30, 2018 and December 31, 2017:

	September 30,	December 31,	Change
	2018	2017	Amount	Percentage
Cash and cash equivalents	$145,046	$22,850	$122,196	535%

Current assets	$648,156	$549,044	$99,112	18%
Current liabilities	314,642	659,198	(344,556)	(52%)
Working capital	$333,514	$(110,154)	$443,668	(403%)

The change in working capital during the nine months ended September 30, 2018, was primarily due to an increase in current assets of $99,112 and a decrease in liabilities of $344,556. Current assets increased primarily due to an increase in cash of $122,196 offset by a decrease in inventory of $14,719. Current liabilities decreased primarily due to a decrease in convertible notes payable of $219,200 and accounts payable of $119,856. The decrease in accounts payable is due to the decrease in operating expenses.

As of September 30, 2018, we had a working capital of $333,514 consisting of cash on hand of $145,046, as compared to a working capital deficit of $110,154 and cash of $22,850 as of December 31, 2017. This was due to an increase in manpower costs. Our Day Sales Outstanding (“DSO”) ratio for the period ended September 30, 2018, and for the year ended December 31, 2017, were 145 days and 150 days, respectively.

Cash Flow

We fund our operations with cash generated from sales, capital contributions, debt, and issuances of common stock.

The following tables presents our cash flow for the nine months ended September 30, 2018 and 2017:

	Nine months ended		Change 2018
	September 30,		Versus
	2018	2017	2017
Cash Flows Provided from (Used in) Operating Activities	$37,835	$(251,195)	$289,030
Cash Flows Used in Investing Activities	(45,838)	(116,856)	71,018
Cash Flows Provided by Financing Activities	129,671	161,578	(31,907)
Effects on changes in foreign exchange rate	528	11,925	(11,397)
Net change in Cash During Period	$122,196	$(194,548)	$316,744

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, net cash flows provided by operating activities consisted of a net income of $66,088, increased by depreciation of $63,184 and bad debt expenses of $3,992 and decreased by a net change in operating assets and liabilities of $95,429. For the nine months ended September 30, 2017, net cash flows used in operating activities consisted of a net loss of $94,453, reduced by depreciation of $30,075, stock-based compensation of $6,000, and increased by a net increase in change of operating assets and liabilities of $192,817.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018 and 2017, we used $45,838 and $116,856, respectively, for purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018 and 2017, cash provided by financing activities was $129,671 and $161,578, respectively. For the nine months ended September 30, 2018, we received $206,250 from issuance of common stock, $33,797 from bank loans, $10,870 from proceeds from related party, and used $81,904 for repayments of bank loans, $18,411 for repayment to related party and $20,931 for repayments of capital lease obligations. For the nine months ended September 30, 2017, we received $99,000 from the issuance of convertible notes, $40,119 from loans from related party and $109,836 from bank loans and used $77,121 for net repayments in bank loans and $10,256 for repayment of capital lease obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about November 1, 2017, the Company’s subsidiary, G-MES International Pte Ltd, was served with a statutory demand (the “Demand”) by a purported creditor, Koh Siew Min (the “Alleged Creditor”), alleging that it was owed approximately US$15,000. The Company denied the Demand. The Company subsequently took out an injunction (HC/OS 185/2018) with the High Court of the Republic of Singapore. The case was heard by High Court Judge, Justice Quentin Loh on July 16, 2018, an injunction was granted, and it was held that the demand was an abuse of process.

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

_________

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G-MES HOLDINGS INC.
(Registrant)

Dated: November 16, 2018	/s/ Samuel Saw Peng Hao
Samuel Saw Peng Hao
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

